Form 10KSB
period 1999-12-31
SUTRA MANAGEMENT CORP
filed 2000-04-25
CIK 1103110

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31,1999.

                        Commission File Number 000-28877


                          SUTRA MANAGEMENT CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        95-4737509
    ----------------------                          -------------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

      22147 PACIFIC COAST HIGHWAY, SUITE 4, MALIBU CALIFORNIA       90265
      -------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code ((310) 317-6939



       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $0.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 750,000.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  6

Item   3.      Legal Proceedings                                           6

Item   4.      Submission of Matters to a Vote of Security Holders         6

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         7

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

Item   7.      Financial Statements                                        8

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         8

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         9

Item  10.      Executive Compensation                                     10

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             10

Item  12.      Certain Relationships and Related Transactions             11

Item  13.      Exhibits and Reports on Form 8-K                           12

Signatures                                                                13

                                     PART I


Item   1.      Business

THE COMPANY
-----------
         Sutra Management Corporation ("Sutra Management" or the "Company") was incorporated in Delaware May 9, 1997. It will be a third party logistics provider offering the customer leading edge technology, product & literature fulfillment, project development, and project management.

         The team Sutra Management intends to assemble has over twenty-five years experience in the industry, including operations management, business development, call center management, customer service, and International operations. It will provide you with the cost effective distribution resource and expertise that is needed to form a competitive advantage worldwide.

         Sutra Management intends for its core competence to help develop long range business alliances with anticipated clients by customizing distribution and fulfillment solutions that assist them in meeting their business objectives.

         The  benefits  of  choosing   Sutra   management  as  a  Single  Source
Distribution Partner will include the following:

         Web Based Order Entry
         ---------------------

         Convenient web based order entry will reduce costs of order entry, will reduce cycle time, will eliminate duplication of work. Web based order entry will allow orders to be placed 24/7 from any location worldwide. Web orders will be printed real time, reducing fulfillment cycle by 24 hours. The Company will also offer methods of order entry and will customize according the client's requirements.

         Speed to Market
         ---------------

         The  majority  of the  client's  orders  will be  shipped  same  day as
         received.   Benefits   will  include   faster   delivery  and  customer
         satisfaction.

         Information Management
         ----------------------

         Sutra Management's proprietary data management will keep track of the entire fulfillment process from order entry to confirmation of delivery. Customers using web order entry will receive electronic ship confirmation, carrier tracking number, and estimated delivery date.

         Management of Multiple Distribution Sites
         -----------------------------------------

          Utilizing Sutra Management as the single source for order entry and management of multiple distribution sites will improve the quality and consistency of information. The client's marketing and/or other responsible functions will be able to remotely view and print customized management reports 24/7 at their convenience.

          Sutra Management's future professional logistics management team will deliver the highest quality product to the client, utilizing its internal expertise and the core competencies of its future strategic partners.

TECHNOLOGY
----------
         The fundamental issue of the fulfillment and distribution process is to deliver the right product to the right customer, on time, and at a cost effective price. Communication and follow up with the client are of paramount importance in the distribution process. To that end, Sutra Management is developing a proprietary web based data management system that will route, track, and confirm delivery of client orders.

         The Company's web-based application will provides its clients and/or its client's customers the convenience of order entry via the Internet. The benefit to the client is reduced order entry cost, real time fulfillment and processing. Clients and/or client customers with access to the Internet will be able to place orders and track shipments.

         Internet Order Entry System is available 24 hours a day, seven days a week, and will be completely Y2K compliant.

         Client Marketing and Distribution departments will be able to access predesigned inventory and management reports. Reports will be capable of being viewed remotely or printed remotely at the client's convenience.

         The System will be password assigned and the information will be encrypted for security.

PROJECT MANAGEMENT SOLUTIONS:
-----------------------------

         Sutra Management will provide the client with Warehouse and Distribution Management Solutions for its short term and long term special projects. Sutra Management will analyze the client's requirements then design, implement and manage the process, including, acquisition of facilities, equipment, transportation and labor required to complete the project.

         Sutra Management's proprietary Data Management System will monitor receiving, warehousing, order processing, shipping, shipment tracking and p.o.d. activities. With access to the Internet, the client will be able to remotely view and print inventory and other customized reports.

DIRECT TO CUSTOMER SOLUTIONS:
-----------------------------

         Sutra Management will strategically manage its client's distribution projects needing a direct to end-user delivery solution. Customer Direct shipments requiring immediate and coordinated distribution will be received at the Company's DC from the client's vendor. Customer Direct shipments will be processed immediately or held for a specific release date per the client's authorization. The Company will utilize the core competencies of its future strategic partners to ensure the client's objectives are achieved. The fundamental issues of fulfillment and distribution will be covered in the process. Sutra Management will deliver the right product to the right customer, on time, track each shipments, provide proof of delivery, communicate and follow-up with the client, at a cost effective price.



Item   2.      Properties

     The Company's executive and administrative offices are located at 22147 Pacific Coast Highway, Suite 4, Malibu, CA 90265. The Company pays no rent for use of the office and does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.



Item   3.      Legal Proceedings

     Sutra Management Corporation is not currently a party to any pending legal proceedings.



Item   4.      Submission of Matters to a Vote of Security Holders

     No items were submitted to a vote of the security holders by the Company during the year ended December 31, 1999.

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

     The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective on March 12, 2000. There is currently no market for Sutra Management's securities. Sutra Management has never paid cash dividends on its common stock. Payment of future dividends will be within the discretion of Sutra Mangement's Board of Directors and will depend on, among other factors, retained earnings, capital requirements and the operating and financial condition of Sutra Management.


RECENT SALES OF UNREGISTERED SECURITIES


     In May 1997, Sutra Management issued to PageOneBusiness Productions, LLC, 1,000 shares of common stock in consideration of services rendered to Sutra Management valued at $10.00 in the aggregate. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by Sutra Management in connection with the offer or sale of these securities. The foregoing issuances of common stock were exempt from registration under of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

         In April 1999, Sutra Management issued 900 shares of common stock to Appletree and 100 shares of common stock to Page One. The purchase price for these shares was $1.00 per share. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by Sutra Management in connection with the offer or sale of these securities. The foregoing issuances of common stock were exempt from registration under of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.



Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS

         The  following   discussion  and  analysis  below  should  be  read  in
conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Registration Statement. For the period since inception (May 9, 1997) through December 31, 1999, during the Company's development stage, the Company has a zero cash balance and has generated a net loss of ($1,105).

FINANCIAL CONDITION AND LIQUIDITY

         The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, and has issued 750,000 shares of Common Stock for net proceeds of $1,010.00.

PLAN OF OPERATION

         The Company has registered a dot.com name and has determined it can begin conducting its business with limited financing that it has arranged.



Item   7.      Financial Statements

     The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

     Not applicable.

                                    PART III


Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of Sutra Management.

Name                                   Age(1)       Position
----                                   ---          --------
George Todt........................    45           Director
Betsy Rowbottom....................    28           President and Secretary
James Walters......................    47           Treasurer


(1) The ages of Messrs. Todt and Walters and Ms. Rowbottom are listed as of December 31, 1999.

         Our director and executive officers devote such time and attention to the affairs of Sutra Management as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

         George A. Todt has been a director since January 1998 of Sutra Management and was President until December 1999. Since 1996, Mr. Todt has been a managing member of PageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.

         Besty Rowbottom became President in December, 1999 and Secretary of Sutra Management in July 1999. She has been employed by PageOne since 1997 and has served as its Vice President since March 1999. From 1994 to 1997, Ms. Rowbottom served as a talent agent at HSI Productions, a Chicago, Illinois-based video production company.

         James Walters has been the Treasurer of Sutra Management since its inception and a Director since January 1998. For more than 20 years, Mr. Walters has been engaged as a certified public accountant with the Los Angeles, California-based firm of Kellogg & Andelson.

         The board of directors currently consists of one member, who serves in such capacity for a one-year term or until his successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors constituting the board of directors may be increased or decreased (but not below the minimum number required by applicable law) from time to time by resolution of the board of directors. Our officers serve at the discretion of the board of directors, subject to any effective contractual arrangements.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company was not subject to the reporting requirements of Section 16(a) during fiscal 1999.


Item  10.      Executive Compensation

     Consistent with our present policy, no director or executive officer of Sutra Management receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of December 31, 1999 certain information relating to the ownership of the common stock.

Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (2)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd            750,000(3)               100.0%

PageOne Business Productions, LLC            412,500                   55.0%

George Todt                                  412,500(4)                55.0%

Besty Rowbottom                              412,500(4)                55.0%

James Walters                                412,500(4)                55.0%

All officers and directors as a group        412,500(4)                55.0%
(3 persons)

------------------------
(1) Unless otherwise indicated, the address of each beneficial owner is in the care of Sutra Management Corporation, 22147 Pacific Coast Highway, Suite 4, Malibu, California 90265.

(2) Unless otherwise indicated, Sutra Management believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this registration statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of this registration statement have been exercised or converted. Percent of Class (third column above) assumes a base of 750,000 shares of common stock outstanding as of December 31, 1999.

(3) Consists of 337,500 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 412,500 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(4) Consists solely of 412,500 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Mr. Todt, Mr. Walters and Appletree are managing members and Ms. Rowbottom is Vice President.



Item  12.      Certain Relationships and Related Transactions

     In April 1999, Sutra Management issued 100 shares of common stock to Page One Business Productions, LLC, of which George Todt and James Walters are managing member and Ms. Rowbottom is Vice President. The purchase price for these shares was $1.00 per share.

Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-8:

          REPORT OF INDEPENDENT AUDITOR, WEINBERG & COMPANY, P.A., CERTIFIED PUBLIC ACCOUNTANTS, DATED APRIL 11, 2000.

               BALANCE SHEET AS OF DECEMBER 31, 1999

               STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 1999

               STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 1999

               STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 1999

               NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999

(a)(3)   Exhibits

          The following exhibits are filed with this report.

3.1.1 Amended and Restated Articles of Incorporation of Registrant (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28877)

3.2.1 ByLaws of Registrant (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28877)

27.1           Financial Data Schedule

                            WEINBERG & COMPANY, P.A.
                          6100 Glades Road, Suite 314
                              Boca Raton, FL 33434
                                 (561) 487-5765


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Sutra Management Corporation
 (A Development Stage Company)

We have audited the accompanying balance sheet of Sutra Management Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from May 9, 1997 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Sutra Management Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from May 9, 1997 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company without operations and has had accumulated operating losses of $1,105 since inception and a working capital deficiency of $95. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 11, 2000

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999



                                     ASSETS


TOTAL ASSETS                                                  $            -
------------                                                  ================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


LIABILITIES
  Loan payable - related party                                $             95
                                                              ----------------

     TOTAL LIABILITIES                                                      95
                                                              ----------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value, 8,000,000 shares
   authorized, none issued and outstanding                                -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 750,000 issued and outstanding                              750
  Additional paid in capital                                               260
  Accumulated deficit during development stage                          (1,105)
                                                                ----------------

     TOTAL STOCKHOLDERS' DEFICIENCY                                        (95)
                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $          -
----------------------------------------------                  ================










                 See accompanying notes to financial statements.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS






                                                  For the          May 9, 1997
                                                Year Ended        (Inception) to
                                               December 31,        December 31,
                                                   1999                1999
                                             --------------        ------------

INCOME                                       $         -           $      -
                                             --------------        ------------

EXPENSES

   Accounting fees                                     500               500
   Bank service charge                                  95                95
   Consulting fees                                     -                   10
   Legal fees                                          500               500
                                             ----------------     -------------

NET LOSS                                     $      (1,095)       $   (1,105)
--------                                     ===============      =============

NET LOSS PER SHARE
 BASIC AND DILUTED                           $     (0.0017)       $  (0.0053)
                                             ================     =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED                                 650,342           209,203
                                             ================     =============











                 See accompanying notes to financial statements.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 1999




                                                                                          Deficit
                                                                                         Accumulated
                                                     Common Stock           Additional     During
                                                 ---------------------       Paid-In      Development
                                                  Shares      Amount         Capital         Stage         Total
                                                 ---------   ---------    -----------    ------------     --------


   Common stock issued for services              375,000      $   375      $   ( 365)    $         -      $  1,000

   Net loss for the year ended December 31,
   1998                                              -            -              -               ( 10)        ( 10)
                                                 ---------   ---------    -----------    ------------     --------
  Balance, December 31, 1998                     375,000          375          ( 365)            ( 10)         -

  Common Stock issued for cash                   375,000          375            625               -         1,000

   Net Loss for the year ended December 31,
   1999                                              -            -             -              (1,095)      (1,095)
                                                 ---------   ---------    -----------    ------------     --------
Balanc at December 31, 1999                       750,000    $     750    $      260     $     (1,105)    $   (95)
---------------------------                      =========   =========    ===========    =============    ========








                 See accompanying notes to financial statements.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS






                                                    For the         May 9, 1997
                                                   Year Ended     (Inception) To
                                                  December 31,     December 31,
                                                     1999              1999
                                                 ------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $   (1,095)      $    (1,105)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
   Stock issued for services                           -                   10
                                                 ------------     -------------

   Net cash used in operating activities             (1,095)           (1,095)
                                                 ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:                  -                 -
                                                 ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan payable - related party                          95                95
   Proceeds from issuance of common stock             1,000             1,000
                                                 ------------     -------------

  Net cash provided by financing activities           1,095             1,095
                                                 ------------     -------------

INCREASE IN CASH AND CASH EQUIVALENTS
                                                       -                 -

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                   -                 -
                                                 ------------     -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD        $     -          $      -
-----------------------------------------        ============     =============




                 See accompanying notes to financial statements.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------   ------------------------------------------
          (A)  Organization and Business Operations
          -----------------------------------------
          Sutra Management Corporation (a development stage company) ("the Company") was incorporated in Delaware on May 9, 1997 to engage in an internet-based business. At December 31, 1999, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

         The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (B)  Use of Estimates
         ---------------------
         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (C)  Cash and Cash Equivalents
         ------------------------------
         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (D)  Income Taxes
         -----------------
         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 1999.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
-------   ------------------------------------------

         (E)  Loss Per Share
         -------------------
         Net loss per common share for the year ended December 31, 1999 and for the period from May 9, 1997 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 1999.

NOTE 2 - LOAN PAYABLE - RELATED PARTY
------   ----------------------------
         The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

NOTE  3 - STOCKHOLDERS' DEFICIENCY
-------   ------------------------

         The Company was originally authorized to issue 2,000 shares of common stock at no par value. The Company issued 900 and 1,100 common shares to Appletree Investment Company Ltd. and PageOne Business Productions, LLC respectively.

         Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, effected a 375 to 1 split of the 2,000 previously issued common shares, and created 8,000,000 authorized shares of preferred stock. In addition, the par value of the common stock was changed to $.001 per share and the par value of the new preferred stock was set at $.001 per share.

         The financial statements at December 31, 1999 give retroactive effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation. No preferred shares have been issued as of December 31, 1999.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE 4 - GOING CONCERN
------   -------------
         As reflected in the accompanying financial statements, the Company has had accumulated losses of $1,105 since inception, a working capital deficiency of $95, and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUTRA MANAGEMENT CORPORATION


                                   /s/ Mary Elizabeth Rowbottom
                                By:----------------------------
                                   Mary Elizabeth Rowbottom
                                   President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date

/s/  George A. Todt           Director           April 24, 2000

/s/ Mary Elizabeth Rowbottom  President          April 24, 2000

/s/ James Walters             Treasurer          April 24, 2000