Form 10QSB
period 2000-03-31
SUTRA MANAGEMENT CORP
filed 2000-05-15
CIK 1103110

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                 [ ] Transition report under section 13 or 15(d)
                              of the Exchange Act.

                         COMMISSION FILE NUMBER 0-28877

                          SUTRA MANAGEMENT CORPORATION
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-4737509
                    --------                             ----------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

          22147 PACIFIC COAST HIGHWAY, SUITE 4, MALIBU CALIFORNIA 90265
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 317-6939
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of May 8, 2000, there were 750,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          SUTRA MANAGEMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

           BALANCE SHEET AS OF MARCH 31, 2000                            2

           STATEMENTS OF OPERATIONS FOR THE THREE MONTHS                 3
           ENDED MARCH 31, 2000 AND FOR THE PERIOD FROM
           MAY 9, 1997 (INCEPTION) TO MARCH 31, 2000                     4

           STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS                 5-7
           ENDED MARCH 31, 2000 AND FOR THE PERIOD FROM
           MAY 9, 1997 (INCEPTION) TO MARCH 31, 2000

           NOTES TO FINANCIAL STATEMENTS

          Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8

         PART II. OTHER INFORMATION

               Item 6. Exhibits and Reports filed on Form 8-K            9

                        Signatures                                       9

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements


                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                              ASSETS

                                                              March 31,
                                        December 31,            2000
                                            1999            (Unaudited)
                                       ----------------    ---------------

TOTAL ASSETS                         $           -       $          -
------------
                                       ================    ===============


                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable - related party       $             95    $         8,245
                                       ----------------    ---------------

   TOTAL LIABILITIES                               95              8,245
                                       ----------------    ---------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value,
   8,000,000 shares authorized, none
   issued and outstanding                          -                  -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   750,000 isssued and outstanding                750                750
  Additional paid in capital                      260                260
  Accumulated deficit during
  development stage                            (1,105)            (9,255)
                                       ----------------    ---------------

   TOTAL STOCKHOLDERS' DEFICIENCY                 (95)            (8,245)
                                       ----------------    ---------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY           $           -       $          -
  ------------------------             ================    ===============



          See accompanying notes to financial statements.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          May 9, 1997       For the
                                          (Inception)        Three
                                              to            Months
                                           March 31,         Ended
                                             2000          March 31,
                                                             2000
                                         --------------   ------------

INCOME                                 $         -      $       -
                                         --------------   ------------

EXPENSES

  Accounting fees                               2,500          2,000
  Bank service charge                              95           -
  Consulting fees                                  10           -
  Legal fees                                    3,500          3,000
  Office and postage                              750            750
  Rent                                          2,400          2,400
                                         --------------   ------------

NET LOSS                               $       (9,255)  $     (8,150)
--------
                                         ==============   ============

NET LOSS PER SHARE - BASIC AND
  DILUTED                              $      (0.0409)  $    (0.0109)
                                         ==============   ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING DURING
  THE PERIOD - BASIC AND DILUTED              226,319        750,000
                                         ==============   ============









          See accompanying notes to financial statements.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                       May 9, 1997      For the Three
                                     (Inception) to     Months Ended
                                      March 31, 2000    March 31, 2000
                                     ---------------   ---------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss                         $        (9,255)  $        (8,150)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Stock issued for services                     10              -
                                     ---------------   ---------------

  Net cash used in operating
  activities                                (9,245)           (8,150)
                                     ---------------   ---------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:                                 -                 -
                                     ---------------   ---------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Loan payable - related party               8,245             8,150
  Proceeds from issuance of
   common stock                              1,000              -
                                     ---------------   ---------------

  Net cash provided by financing
   activities                                9,245             8,150
                                     ---------------   ---------------

INCREASE IN CASH AND CASH
  EQUIVALENTS                                 -                 -

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                         -                 -
                                     ---------------   ---------------

CASH AND CASH EQUIVALENTS -
---------------------------
  END OF PERIOD                    $          -      $          -
  -------------                      ===============   ===============



          See accompanying notes to financial statements.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (A) Organization and Business Operations

           Sutra Management Corporation (a development stage company) ("the Company") was incorporated in Delaware on May 9, 1997 to engage in an internet-based business. At March 31, 2000, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

           The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

           (B) Basis of Presentation

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

           It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

           In addition, the accompanying financial statements do not include the statement of operations or cash flows for the three months ended March 31, 1999 since the Company was inactive during this period.

           For further information, refer to the financial statements and footnotes included the Company's Form 10-KSB for the year ended December 31, 1999.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000


           (C) Use of Estimates

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

           (D) Cash and Cash Equivalents

           For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

           (E) Income Taxes

           The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the three months in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the three months ended March 31, 2000.

           (F) Loss Per Share

           Net loss per common share for the three months ended March 31, 2000 and for the period from May 9, 1997 (inception) to March 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at March 31, 2000.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000


NOTE 2     LOAN PAYABLE - RELATED PARTY

           The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

NOTE 3     STOCKHOLDERS' DEFICIENCY

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

           The financial statements at March 31, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation. No preferred shares have been issued as of March 31, 2000.

NOTE 4     GOING CONCERN

           As reflected in the accompanying financial statements, the Company has accumulated losses of $9,255 since inception, a working capital deficiency of $8,245, and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

           The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (May 9, 1997) through March 31, 2000, during the Company's development stage, the Company has a zero cash balance and has generated a net loss of ($9,255).

FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $8,245 and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from a stockholder, and has issued 750,000 shares of Common Stock for net proceeds of $1,010.00. Operating costs for the current period were funded by a loan from a stockholder.

PLAN OF OPERATION

         The Company has registered a dot.com name and has determined it can begin conducting its business with limited financing that it has arranged.




PART II   OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

       Exhibit No.     Description
       ----------      -----------
           27          Financial Data Schedule


       (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUTRA MANAGEMENT CORPORATION
                                        --------------------------------------
                                        Registrant


 May 15, 2000                      By:      /s/ James P. Walters
 ------------                           --------------------------------
                                             James P. Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule