Form 10QSB
period 2000-06-30
SUTRA MANAGEMENT CORP
filed 2000-08-24
CIK 1103110

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

           860 VIA DE LA PAZ, SUITE E-1, PACIFIC PALISADES, CA 90272
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 2330-6100
                                 ----------------
                           (ISSUER'S TELEPHONE NUMBER)

             22147 PACIFIC COAST HIGHWAY, SUITE 4, MALIBU, CA 90265
                 (Former Address, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of August 15, 2000, there were 750,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          SUTRA MANAGEMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

            BALANCE SHEET AS OF JUNE 30, 2000 (UNAUDITED) AND
            DECEMBER 31, 1999                                          2

            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX
            MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND FROM
            MAY 9, 1997 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)       3

            STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE
            30, 2000 AND JUNE 30, 1999 AND FOR THE PERIOD FROM MAY
            9, 1997 (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)           4

            NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2000
            (UNAUDITED)                                                5-7


           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       8

         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports filed on Form 8-K              9

    Signatures                                                         10

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements


                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                    ASSETS
                                                June 30,
                                                  2000          December 31,
                                               (unaudited)          1999
                                               ------------    ----------------


TOTAL ASSETS                                 $       -       $           -
------------                                   ============    ================



                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable to stockholder                $     16,395    $             95
                                               ------------    ----------------

  TOTAL LIABILITIES                                16,395                  95
                                               ------------    ----------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $0.001 par value,
   8,000,000 shares authorized, none
   issued and outstanding                            -                   -
  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   750,000 issued and outstanding                     750                 750
  Additional paid-in capital                          260                 260
  Accumulated deficit during
  development stage                               (17,405)             (1,105)
                                               ------------    ----------------

TOTAL STOCKHOLDERS' DEFICIENCY                    (16,395)                (95)
                                               ------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
------------------------------------
  DEFICIENCY                                 $       -       $           -
  ----------                                   ============    ================


                See accompanying notes to financial statements

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                       For the
                                           For the        For the       For the       For the          Period
                                            Three          Three          Six           Six            From May
                                            Months         Months        Months        Months           9, 1997
                                            Ended          Ended         Ended         Ended          (Inception)
                                           June 30,       June 30,      June 30,      June 30,        to June 30,
                                             2000           1999          2000          1999             2000
                                           ----------     ----------    ----------    -----------    ------------
REVENUES                                   $   -          $   -         $   -         $    -         $     -
                                           ----------     ----------    ----------    -----------    ------------

EXPENSES
  Accounting fees                             2,000            500         4,000            500           4,500
  Bank charges                                 -                30          -                30              95
  Consulting fees                              -                10          -                10              10
  Legal fees                                  3,000            500         6,000            500           6,500
  Office & postage expense                      750           -            1,500           -              1,500
  Rent                                        2,400           -            4,800           -              4,800
                                           ----------     ----------    ----------    -----------    ------------

NET LOSS                                   $ (8,150)      $ (1,040)     $(16,300)     $  (1,040)     $  (17,405)
--------                                   ==========     ==========    ==========    ===========    ============


Net loss per share - basic and
diluted                                    $(0.0109)      $(0.0028)     $(0.0217)     $ (0.0028)     $  (0.0725)
                                           ==========     ==========    ==========    ===========    ============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                         750,000        375,000       750,000        375,000         240,231
                                           ==========     ==========    ==========    ===========    ============




                See accompanying notes to financial statements

                         SUTRA MANAGEMENT CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                   For the        For the
                                                     six            six
                                                    months         months       May 9, 1997
                                                    ended          ended        (inception)
                                                   June 30,       June 30,        to June
                                                     2000           1999          30, 2000
                                                  -----------    -----------    -----------
Cash flows from operating activities
  Net loss                                        $ (16,300)     $  (1,040)     $ (17,405)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Stock issued for services                           -                10             10
                                                  -----------    -----------    -----------
    Net cash used in operating activities           (16,300)        (1,030)       (17,395)
                                                  -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from issuance of common stock               -             1,000          1,000
  Loan proceeds from stockholder                     16,300            270         16,395
                                                  -----------    -----------    -----------
    Net cash provided by financing
    activities                                       16,300          1,270         17,395
                                                  -----------    -----------    -----------

Net increase in cash                                   -               240           -

Cash and cash equivalents - Beginning                  -              -              -
                                                  -----------    -----------    -----------

Cash and cash equivalents - ending                $    -         $     240      $    -
                                                  ===========    ===========    ===========





                See accompanying notes to financial statements

                         SUTRA MANAGEMENT CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2000
                                  (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (A) Organization and Business Operations

            Sutra Management Corporation (a development stage company) ("the Company") was incorporated in Delaware on May 9, 1997 to engage in an internet-based business. At June 30, 2000, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

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

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (D) Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

            (E) Income Taxes

            The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the three months in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the six months ended June 30, 2000.

            (F) Loss Per Share

            Net loss per common share for the periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at June 30, 2000.

NOTE 2      LOAN PAYABLE - RELATED PARTY

            The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

                         SUTRA MANAGEMENT CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2000
                                  (UNAUDITED)


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

            The financial statements at June 30, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation. No preferred shares have been issued as of June 30, 2000.

NOTE 4      GOING CONCERN

            As reflected in the accompanying financial statements, the Company has accumulated losses of $17,405 since inception, a working capital deficiency of $16,395, and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (May 9, 1997) through June 30, 2000, during the Company's development stage, the Company has a zero cash balance and has accumulated losses of ($17,405).

FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $16,395 and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from a stockholder, and has issued 750,000 shares of Common Stock for net proceeds of $1,000.00. Operating costs for the current period were funded by a loan from a stockholder.

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

                                        SUTRA MANAGEMENT CORPORATION
                                        --------------------------------------
                                        Registrant


 August 23, 2000                   By:      /s/ James P. Walters
 ---------------                        --------------------------------
                                             James P. Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule