Form 10QSB
period 2000-09-30
SUTRA MANAGEMENT CORP
filed 2001-07-13
CIK 1103110

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          29160 HEATHERCLIFF ROAD, SUITE 300, MALIBU, CALIFORNIA 90265
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 457-8167
                                 ----------------
                           (ISSUER'S TELEPHONE NUMBER)

            860 VIA DE LA PAZ, SUITE E-1, PACIFIC PALISADES, CA 90272
                 (Former Address, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES       NO  X
                             ---      ---

     As of November 10, 2000, there were 750,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          SUTRA MANAGEMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

            BALANCE SHEET AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND
            DECEMBER 31, 1999                                           2

            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE
            MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
            AND FROM MAY 9, 1997 (INCEPTION) TO SEPTEMBER 30, 2000
            (UNAUDITED)                                                 3

            STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
            SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND FOR THE
            PERIOD FROM MAY 9, 1997 (INCEPTION) TO SEPTEMBER 30,
            2000 (UNAUDITED)                                            4

            NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000
            (UNAUDITED)                                                 5-7


           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        8

         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports filed on Form 8-K               8

    Signatures                                                          9

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements


                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                    ASSETS
                                              September 30,
                                                  2000          December 31,
                                               (unaudited)          1999
                                               ------------    ----------------


TOTAL ASSETS                                 $       -       $           -
------------                                   ============    ================



                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable to stockholder                $     23,145    $             95
                                               ------------    ----------------

  TOTAL LIABILITIES                                23,145                  95
                                               ------------    ----------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $0.001 par value,
   8,000,000 shares authorized, none
   issued and outstanding                            -                   -
  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   750,000 issued and outstanding                     750                 750
  Additional paid-in capital                          260                 260
  Accumulated deficit during
  development stage                               (24,155)             (1,105)
                                               ------------    ----------------

TOTAL STOCKHOLDERS' DEFICIENCY                    (23,145)                (95)
                                               ------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
------------------------------------
  DEFICIENCY                                 $       -       $           -
  ----------                                   ============    ================


                See accompanying notes to financial statements

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                       For the
                                            For the        For the       For the        For the          Period
                                             Three          Three          Nine           Nine          From May
                                            Months         Months         Months        Months           9, 1997
                                            Ended          Ended          Ended         Ended        (Inception) to
                                           September      September      September     September      September 30,
                                            30, 2000       30, 1999      30, 2000      30, 1999          2000
                                           ----------     ----------    ----------    -----------    ------------
REVENUES                                   $   -          $   -         $   -         $    -         $     -
                                           ----------     ----------    ----------    -----------    ------------

EXPENSES
  Accounting fees                             1,300           -            5,300            500           5,800
  Bank charges                                 -              -          -                   30              95
  Consulting fees                              -              -          -                   10              10
  Legal fees                                  2,500           -            8,500            500           9,000
  Office & postage expense                      750           -            2,250           -              2,250
  Rent                                        2,200           -            7,000           -              7,000
                                           ----------     ----------    ----------    -----------    ------------

NET LOSS                                   $ (6,750)      $   -         $(23,050)     $  (1,040)     $  (24,155)
--------                                   ==========     ==========    ==========    ===========    ============


Net loss per share - basic and
diluted                                    $ (0.009)      $   -         $(0.0307)     $ (0.0017)     $  (0.0559)
                                           ==========     ==========    ==========    ===========    ============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                         750,000        750,000       750,000        618,132         432,157
                                           ==========     ==========    ==========    ===========    ============




                See accompanying notes to financial statements

                         SUTRA MANAGEMENT CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                   For the         For the
                                                     Nine            Nine        May 9, 1997
                                                 months ended    months ended   (inception) to
                                                 September 30,   September 30,  September 30,
                                                     2000           1999           2000
                                                  -----------    -----------    ------------
Cash flows from operating activities
  Net loss                                        $ (23,050)     $  (1,040)     $ (24,155)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Stock issued for services                           -                10             10
                                                  -----------    -----------    -----------
    Net cash used in operating activities           (23,050)        (1,030)       (24,145)
                                                  -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from issuance of common stock               -             1,000          1,000
  Loan proceeds from stockholder                     23,050            270         23,145
                                                  -----------    -----------    -----------
    Net cash provided by financing
    activities                                       23,050          1,270         24,145
                                                  -----------    -----------    -----------

Net increase in cash                                   -               240           -

Cash and cash equivalents - Beginning                  -              -              -
                                                  -----------    -----------    -----------

Cash and cash equivalents - ending                $    -         $     240      $    -
                                                  ===========    ===========    ===========





                See accompanying notes to financial statements

                         SUTRA MANAGEMENT CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                             AS OF SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)  Organization and Business Operations

          Sutra Management Corporation (a development stage company) ("the Company") was incorporated in Delaware on May 9, 1997 to engage in an internet-based business. At September 30, 2000, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

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

          (C)  Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (D)  Cash and Cash Equivalents

          For purposes of the cash flow statements, the Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents.


          (E)  Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the three months in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the nine months ended September 30, 2000.

          (F)  Loss Per Share

          Net loss per common share for the periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at September 30, 2000.

NOTE 2    LOAN PAYABLE TO STOCKHOLDER

          The loan payable to stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

                         SUTRA MANAGEMENT CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                  (UNAUDITED)


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

          The financial statements at September 30, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation. No preferred shares have been issued as of September 30, 2000.

NOTE 4    GOING CONCERN

          As reflected in the accompanying financial statements, the Company has accumulated losses of $24,155 since inception, a working capital deficiency of $23,145 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (May 9, 1997) through September 30, 2000, during the Company's development stage, the Company has a zero cash balance and has accumulated losses of $24,155.

FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $23,145 and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from a stockholder, and has issued 750,000 shares of Common Stock for net proceeds of $1,000.00. Operating costs for the current period were funded by a loan from a stockholder.

PLAN OF OPERATION

     The Company has registered an internet domain name and has determined it can begin conducting its business with limited financing that it has arranged.




PART II   OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

                    None


       (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUTRA MANAGEMENT CORPORATION
                                        --------------------------------------
                                        Registrant


 July 12, 2001                          By:      /s/ James P. Walters
 -----------------                      --------------------------------
                                             James P. Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)