Form 10KSB
period 2000-09-30
SUTRA MANAGEMENT CORP
filed 2001-07-13
CIK 1103110

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31,2000

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

               29160 Heathercliff Road, Suite 300, Malibu CA 90265
      -------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code ((310) 457-8167



       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on June 30, 2001, was $0.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at June 30, 2001, was 750,000.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 2000 FORM 10-KSB REPORT

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

THE COMPANY
-----------

         Sutra Management Corporation ("Sutra Management" or the "Company") was incorporated in Delaware May 9, 1997. Sutra Management intends to be a third party logistics provider offering the customer leading edge technology, product & literature fulfillment, project development, and project management.

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

The Company's executive and administrative offices are located at 29160 Heathercliff Road, Suite 300, Malibu, California 90265. The Company shares office facilities with a stockholder and incurred rent expense of approximately $9,200 for use of the office facilities in fiscal 2000. The Company does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.


Item   3.      Legal Proceedings

Sutra Management Corporation is not currently a party to any pending legal proceedings.


Item   4.      Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders by the Company during the fourth quarter ended December 31, 2000.

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective on March 12, 2000. There is currently no market for Sutra Management's securities. Sutra Management has never paid cash dividends on its common stock. Payment of future dividends will be within the discretion of Sutra Management's Board of Directors and will depend on, among other factors, retained earnings, capital requirements and the operating and financial condition of Sutra Management.


RECENT SALES OF UNREGISTERED SECURITIES

         None


Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS

         The  following   discussion  and  analysis  below  should  be  read  in
conjunction  with  the  financial  statements,   including  the  notes  thereto,
appearing elsewhere in this Annual Report.

As of December 31, 2000 the Company has not yet commenced any revenue-generating operations and activity to date relates to the Company's formation, proposed fund raising and business plan development and activities related to its status as a reporting company. For the period since inception (May 9, 1997) through December 31, 2000, during the Company's development stage, the Company has a zero cash balance and has generated a net loss of $30,905.

FINANCIAL CONDITION AND LIQUIDITY

         The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling 750,000 shares of Common Stock for net proceeds of $1,000.00 and the contribution to additional paid-in capital of a loan payable of $29,895 from a stockholder. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination. Operating costs for the year ended December 31, 2000 were funded by the stockholder loan referred to above.

PLAN OF OPERATION

         The Company has registered an internet domain name and has determined it can begin conducting its business with limited financing that it has arranged.



Item   7.      Financial Statements

     The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

     Not applicable.

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of Sutra Management .

Name                                   Age(1)       Position
----                                   ---          --------
George Todt........................    46           President, Secretary
                                                      And Director
James Walters......................    48           Treasurer


(1)  The ages of Messrs. Todt and Walters are listed as of December 31, 2000.

         Our director and executive officers devote such time and attention to the affairs of Sutra Management as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

         George A. Todt has been a director since January 1998 of Sutra Management and was President until December 1999. He assumed the presidency again in May 2000. Since 1996, Mr. Todt has been a managing member of PageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.

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

The following were delinquent in filings of required reports in 2000:
Appletree Investment Company, Ltd, PageOne Business Productions, LLC, George Todt and James Walters.


Item  10.      Executive Compensation

Consistent with our present policy, no director or executive officer of Sutra Management receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 30, 2001 certain information relating to the ownership of the common stock.

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
(3 persons)

------------------------
(1) Unless otherwise indicated, the address of each beneficial owner is in the care of Sutra Management Corporation, 29160 Heathercliff Road, Suite 300, Malibu, California 90265.

(2) Unless otherwise indicated, Sutra Management believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this registration statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of this registration statement have been exercised or converted. Percent of Class (third column above) assumes a base of 750,000 shares of common stock outstanding as of June 30, 2001.

(3) Consists of 337,500 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 412,500 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(4) Consists solely of 412,500 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Mr. Todt, Mr. Walters and Appletree are managing members.



Item  12.      Certain Relationships and Related Transactions

     Not Applicable

Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-9:

          REPORT OF INDEPENDENT AUDITOR, WEINBERG & COMPANY, P.A., CERTIFIED PUBLIC ACCOUNTANTS, DATED MAY 31, 2001.

               BALANCE SHEET AS OF DECEMBER 31, 2000

               STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 2000

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 2000

               STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 2000

               NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000

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

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

                                    INDEX


    INDEPENDENT AUDITORS' REPORT                                   F-2

    BALANCE SHEET AS OF DECEMBER 31, 2000                          F-3

    STATEMENTS OF OPERATIONS  FOR THE YEARS ENDED                  F-4
     DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM
     MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 2000

    STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY              F-5
     FOR THE  PERIOD  FROM MAY 9,  1997 (INCEPTION) TO
     DECEMBER 31, 2000

    STATEMENTS  OF CASH FLOWS FOR THE YEARS ENDED                  F-6
     DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM
     MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 2000

    NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000          F-7 - F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  Sutra Management Corporation
  (A Development Stage Company)

We have audited the accompanying balance sheet of Sutra Management Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from May 9, 1997 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Sutra Management Corporation (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from May 9, 1997 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company without operations and has had accumulated losses of $30,905. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
May 31, 2001

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000




                                     ASSETS


TOTAL ASSETS                                                         $     -
------------                                                         ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES                                                          $     -
                                                                     ----------

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value, 8,000,000 shares
    authorized, none issued and outstanding                                -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 750,000 issued and outstanding                              750
  Additional paid-in capital                                             30,155
  Accumulated deficit during development stage                          (30,905)
                                                                     ----------

     TOTAL STOCKHOLDERS' EQUITY                                            -
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     -
------------------------------------------                           ==========




                See accompanying notes to financial statements.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                   For The Period
                                                                                                  From May 9, 1997
                                                  For the Year Ended      For the Year Ended       (Inception) to
                                                  December 31, 2000       December 31, 1999       December 31, 2000
                                                  ------------------      ------------------      ------------------
INCOME                                           $             -          $            -          $           -
                                                 -------------------      ------------------      ------------------

EXPENSES
   Accounting fees                                            6,600                     500                   7,100
   Bank charges                                                -                         95                      95
   Consulting fees                                             -                       -                         10
   Legal fees                                                11,000                     500                  11,500
   Office Supplies                                            3,000                    -                      3,000
   Rent                                                       9,200                    -                      9,200
                                                  ------------------      ------------------      ------------------

NET LOSS                                         $          (29,800)      $          (1,095)      $         (30,905)
--------                                         ===================      ==================      ==================


NET LOSS PER SHARE BASIC AND DILUTED             $           (0.040)      $          (0.002)      $          (0.068)
                                                 ===================      ==================      ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE PERIOD BASIC AND DILUTED                       750,000                 651,370                 454,110
                                                 ===================      ==================      ==================





                See accompanying notes to financial statements.


                               SUTRA MANAGEMENT CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO DECEMBER 31, 2000



                                                                                                   Deficit
                                                                                                 Accumulated
                                                         Common Stock           Additional          During
                                                   -----------------------       Paid-In         Development
                                                   Shares         Amount         Capital            Stage         Total
                                                  ---------     -----------     ----------      -----------    -----------
Common stock issued for services                   375,000      $     375       $     (365)      $     -        $       10

Net loss for the year ended December 31, 1998         -              -                -                 (10)           (10)
                                                  ---------     -----------     ----------       -----------    -----------

Balance at December 31, 1998                       375,000            375             (365)             (10)            -

Common stock issued for cash                       375,000            375              625             -             1,000

Net loss for the year ended December 31, 1999         -              -                -              (1,095)        (1,095)
                                                  ---------     -----------     ----------       -----------    -----------

Balance at December 31, 1999                       750,000            750              260           (1,105)           (95)

Contribution of loan payable - stockholder            -              -              29,895             -            29,895

Net loss for the year ended December 31, 2000         -              -                -             (29,800)       (29,800)
                                                  ---------     -----------     ----------       -----------    -----------

BALANCE AT DECEMBER 31, 2000                       750,000     $      750       $   30,155       $  (30,905)    $       -
----------------------------                      =========    ============     ==========       ===========    ===========




                 See accompanying notes to financial statements.


                               SUTRA MANAGEMENT CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS


                                                                                                   For The Period
                                                                                                  From May 9, 1997
                                                  For the Year Ended      For the Year Ended       (Inception) to
                                                  December 31, 2000       December 31, 1999       December 31, 2000
                                                  ------------------      ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $        (29,800)       $          (1,095)      $        (30,905)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Stock issued for services                                 -                        -                        10
                                                  ------------------      ------------------      ------------------

       Net Cash Used In Operating Activities               (29,800)                  (1,095)               (30,895)
                                                  ------------------      ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                     -                       1,000                  1,000
   Loan payable - stockholder                               29,800                       95                 29,895
                                                  ------------------      ------------------      ------------------

       Net Cash Provided By Financing Activities            29,800                    1,095                 30,895
                                                  ------------------      ------------------      ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                         -                        -                      -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               -                        -                      -
                                                  ------------------      ------------------      ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $           -           $            -          $           -
-----------------------------------------         =================       ==================      ==================

NON-CASH FINANCING ACTIVITIES

Conversion of loan payable - stockholder into additional paid-in capital                          $         29,895
                                                                                                  ================


                 See accompanying notes to financial statements.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A) Organization and Business Operations

        Sutra Management Corporation (a development stage company) ("the Company") was incorporated in Delaware on May 9, 1997 to engage in an internet-based business. At December 31, 2000, the Company had not yet commenced any revenue-generating operations, and activity to date relates to the Company's formation, proposed fund raising and business plan development.

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

        (C) Cash and Cash Equivalents

        For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                         SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

        (D) Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 2000 and 1999. At December 31, 2000, the Company has a potential deferred tax asset of approximately $10,500, which has been fully reserved, arising from net operating losses aggregating $30,900.

(E) Loss Per Share

        Net loss per common share for the years ended December 31, 2000 and 1999 and for the period from May 9, 1997 (inception) to December 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 2000 and 1999.

NOTE 2  STOCKHOLDERS' EQUITY

        The Company was originally authorized to issue 2,000 shares of common stock at no par value. The Company issued 900 and 1,100 common shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively.

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

                         SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 2  STOCKHOLDERS' EQUITY, continued

        The financial statements at December 31, 2000 and 1999 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation. No preferred shares have been issued as of December 31, 2000 and 1999.

        The Company's Board of Directors authorized the conversion of a $29,895 non-interest bearing loan payable to PageOne Business Productions, LLC, which arose from funds advanced to the Company, into additional paid-in capital.

NOTE 3  GOING CONCERN

        As reflected in the accompanying financial statements, the Company has had accumulated losses of $30,905 since inception and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUTRA MANAGEMENT CORPORATION


                                     /s/ George A. Todt
                                By:----------------------------
                                     George A. Todt
                                     President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date

/s/  George A. Todt           President, Secretary
                                 and Director           July 12, 2001

/s/ James Walters             Treasurer                 July 12, 2001