Form 10QSB
period 2001-03-31
SUTRA MANAGEMENT CORP
filed 2001-07-18
CIK 1103110

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                 [  ] Transition report under section 13 or 15(d) of
                              the Exchange Act.

                         COMMISSION FILE NUMBER 0-28877

                          SUTRA MANAGEMENT CORPORATION
                          ----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-4719021
                    --------                             ----------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

               29160 Heathercliff Road, Suite 300, Malibu CA 90265
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                (310) 457-8167
                           (ISSUER'S TELEPHONE NUMBER)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of June 15, 2001, there were 750,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          SUTRA MANAGEMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)


                                      INDEX


         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

             BALANCE SHEETS AS OF MARCH 31, 2001 (UNAUDITED)AND
             DECEMBER 31, 2000                                           2

             STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
             ENDED MARCH 31, 2001 AND 2000 AND FOR THE PERIOD FROM
             MAY 9, 1997 (INCEPTION) TO MARCH 31, 2001
             (UNAUDITED)                                                 3

             STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
             ENDED MARCH 31, 2000 AND 2000 AND FOR THE PERIOD FROM
             MAY 9, 1997 (INCEPTION) TO MARCH 31, 2001
             (UNAUDITED)                                                 4

             NOTES TO FINANCIAL STATEMENTS                               5-7

           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        8

         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports filed on Form 8-K                8

                        Signatures                                       9

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                     ASSETS
                                     ------
                                                   March 31,
                                                     2001           December 31,
                                                  (unaudited)           2000
                                                  ------------      ------------
TOTAL ASSETS                                      $    -            $      -
------------                                      ============      ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES                                       $      -          $      -
                                                  ------------      ------------
STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value, 8,000,000 shares
    authorized, none issued and outstanding              -                 -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 750,000 issued and outstanding          750                750
  Additional paid-in capital                         36,905             30,155
  Accumulated deficit during development stage      (37,655)           (30,905)
                                                  ------------      ------------

     TOTAL STOCKHOLDERS' EQUITY                        -                   -
                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    -            $      -
------------------------------------------        =============     ============





                 See accompanying notes to financial statements.

                               SUTRA MANAGEMENT CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)



                                                                                                    For The Period From
                                                                                                        May 9, 1997
                                                         For the Three Months Ended                   (Inception) to
                                                     March 31, 2001          March 31, 2000            March 31, 2001
                                                  ------------------       ------------------       -------------------
INCOME                                            $            -           $           -            $            -
                                                  ------------------       ------------------        ------------------
EXPENSES
   Accounting fees                                            1,300                    2,000                     8,400
   Bank charges                                                -                          -                         95
   Consulting fees                                             -                       -                            10
   Legal fees                                                 2,500                    3,000                    14,000
   Office Supplies                                              750                      750                     3,750
   Rent                                                       2,200                    2,400                    11,400
                                                  ------------------       ------------------       -------------------

NET LOSS                                          $         ( 6,750)       $          (8,150)       $          (37,655)
--------                                          ==================       ==================       ===================

NET LOSS PER SHARE BASIC AND DILUTED              $           (0.01)       $           (0.01)       $            (0.08)
                                                  ==================       ==================       ===================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE PERIOD BASIC AND DILUTED                        750,000                  750,000                   472,838
                                                  ==================       ==================       ===================





                 See accompanying notes to financial statements.

                               SUTRA MANAGEMENT CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                                                    For The Period From
                                                                                                        May 9, 1997
                                                           For the three months ended                 (Inception) to
                                                     March 31, 2001           March 31, 2000           March 31, 2001
                                                  ------------------       ------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $         (6,750)        $         (8,150)        $         (37,655)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Stock issued for services                                   -                        -                         10
    Contribution of expenses by a stockholder                6,750                       -                      6,750
                                                  ------------------       ------------------       -------------------

      Net Cash Used In Operating Activities                     -                    (8,150)                  (30,895)
                                                  ------------------       ------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       -                      -                        1,000
   Loan payable - stockholder                                                         8,150                    29,895
                                                  ------------------       ------------------       -------------------

      Net Cash Provided By Financing Activities                 -                     8,150                    30,895
                                                  -----------------       ------------------       --------------------

INCREASE IN CASH AND CASH EQUIVALENTS                           -                        -                        -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 -                        -                        -
                                                  ------------------       ------------------       -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $             -          $             -          $             -
-----------------------------------------         ==================       ==================       ===================

NON-CASH FINANCING ACTIVITIES:
------------------------------

Conversion of loan payable - stockholder
     into additional paid-in capital                                                                $          29,895
                                                                                                     ===================


                 See accompanying notes to financial statements.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)  Organization and Business Operations

          Sutra Management Corporation (a development stage company) ("the Company") was incorporated in Delaware on May 9, 1997 to engage in an internet-based business. At March 31, 2001, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

          The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

          (B) Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

          It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

          For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001

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

          (D) Cash and Cash Equivalents

          For purposes of the cash flow statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          (E) Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the quarter ended March 31, 2001.

          (F) Loss Per Share

          Net loss per common share for the three months ended March 31, 2001 and for the period from May 9, 1997 (inception) to March 31, 2001 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at March 31, 2001.

                          SUTRA MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001

NOTE  2 - STOCKHOLDERS' EQUITY

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

          The financial statements at March 31, 2001 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

          The Company's Board of directors authorized the conversion of a $29,895 non-interest bearing loan payable to PageOne Business Productions, LLC, which arose from funds advanced to the Company, into additional paid-in capital at December 31, 2000. During the quarter ended March 31, 2001 a stockholder paid expenses on behalf of the Company amounting to $6,750 which was accounted for as additional paid-in capital.

NOTE 3 - GOING CONCERN

          As reflected in the accompanying financial statements, the Company has had accumulated losses of $37,655 since inception and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (May 9, 1997) through March 31, 2001, during the Company's development stage, the Company has a zero cash balance, and has generated a net loss of $37,655.


FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling 750,000 shares of Common Stock for net proceeds of $1,000 and the contribution to additional paid-in capital of a loan payable of $29,895 from a stockholder. Operating costs for the quarter ended March 31, 2001 were paid by a stockholder and treated as a contribution to additional paid-in capital. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination.


PLAN OF OPERATION

     The Company has registered an internet domain name and has determined it can begin conducting its business with limited financing that it has arranged.



PART II   OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

                    None

       (b)      Reports on Form 8-K

                    None

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUTRA MANAGEMENT CORPORATION
                                        ----------------------------
                                        Registrant


 July 16, 2001                      By:      /s/ James Walters
 -------------                           --------------------------------
                                             James  Walters
                                             Chief Financial Officer
                                            (Principal Financial Officer)